Form 10-K
period 2004-09-30
CRUSADE GLOBAL TRUST NO 1 OF 2003
filed 2004-12-15
CIK 1286560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 333-102083-01


                           CRUSADE MANAGEMENT LIMITED

               as Manager of the Crusade Global Trust No.1 of 2003
                    Australian Business Number 91 538 573 354
             (Exact name of Registrant as specified in its charter)

                           New South Wales, Australia
                 (Jurisdiction of incorporation or organization)

                                 Not applicable
                      (I.R.S. Employer Identification No.)

            Level 11, 55 Market Street, Sydney, NSW, 2000, Australia
                    (Address of principal executive offices)

                                  612 9320 5555
              (Registrant's Telephone Number, Including Area Code)


Securities registered or to be registered pursuant to section 12(b) of the Act:
None

Securities required to be registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.   Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |_| No |X|

The information required for some items in Form 10-K is "not applicable" to the Trust or the Manager. As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar securities and trusts that file annual reports on Form 10-K.


DOCUMENTS INCORPORATED BY REFERENCE

The Manager incorporates by reference its Noteholders Report filed on Form 8-K for the quarterly payment dates in April 2004 and July 2004 and for quarterly payment dates in October 2003 and January 2004 on Form 6-K in respect of the Trust under Central Index Key 0001092858, which contain all financial information related to the Trust relevant to the holders of the Notes (the "Noteholders"), pursuant to rule 12b-23 promulgated under the Securities Exchange Act of 1934.


TABLE OF CONTENTS



PART 1..............................................................................................................4

ITEM 1.   BUSINESS..................................................................................................4

ITEM 2.   PROPERTIES................................................................................................4

ITEM 3.   LEGAL PROCEEDINGS.........................................................................................4

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................4


PART II.............................................................................................................4

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
          SECURITIES................................................................................................4

ITEM 6.   SELECTED FINANCIAL DATA...................................................................................4

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION......................5

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................5

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................................6

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................6

ITEM 9A.  CONTROLS AND PROCEDURES...................................................................................6


PART III...........................................................................................................6

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................................6

ITEM 11.  EXECUTIVE COMPENSATION...................................................................................7

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................................7

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................................7

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES...................................................................7


PART IV............................................................................................................7

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.........................................7

PART 1


ITEM 1. BUSINESS

This Annual Report on Form 10-K relates to the Crusade Global Trust No.1 of 2003 (the "Trust") and the Class A Mortgage Backed Floating Rate Notes (the "Notes") issued pursuant to the Note Trust Deed dated as of March 07, 2003 (the "Note Trust Deed"), between Perpetual Trustees Consolidated Limited, as issuer trustee (the "Issuer Trustee"); Crusade Management Limited (the "Manager"), as Manager; and Wilmington Trust Company, as note trustee (the "Note Trustee"). Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus relating to the Notes.


ITEM 2. PROPERTIES

The property of the Trust primarily consists of residential mortgage loans. Information concerning such property can be found in the quarterly Noteholders Reports for the payment dates in October 2003 and January 2004 filed on Form 6-K in respect of the Trust under Central Index Key 0001092858 and Form 8-K filings made during April 2004 and July 2004 are incorporated herein by reference.


ITEM 3. LEGAL PROCEEDINGS

The Manager knows of no material legal proceedings involving any of the Trust, the Manager, the Servicer or the Issuer Trustee.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No votes or consents of Noteholders were solicited during the fiscal year for any purpose.


PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Notes are not traded on any nationally recognized exchange in the United States.

Since the Trust pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust.

ITEM 6. SELECTED FINANCIAL DATA

The regular quarterly Noteholders Report for the Trust, which is required to be included with each quarterly distribution of the Trust's assets to Noteholders, sets forth for the prior quarter all of the relevant financial information required by the Trust Deed to be reported to Noteholders.

The Noteholders Reports for the quarterly payment date in October 2003 and January 2004 filed on Form 6-K in respect of the Trust under Central Index Key 0001092858 and Form 8-K filings made during April 2004 and July 2004 are incorporated herein by reference and aggregate totals for the period October 1, 2003 to September 30, 2004 is incorporated herein as Exhibit 13.1.

The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Because of the limited business activity of the Trust, the presentation of Management's Discussion and Analysis of Financial Condition and Result of Operation, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in Noteholders Reports as described above.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY EXCHANGE CONTROL RISK

Interest and principal payments to holders of the Notes are paid in United States dollars ("U.S. dollars"). However payments on the mortgage loans (the "Collections") are received by the Issuer Trustee, in Australian dollars, in Australia. Pursuant to a swap agreement ("Currency Swap") the Issuer Trustee is required to pay a portion of the Collections to the swap provider (the "Currency Swap Provider") who in turn pays ("Swap Currency Exchange"), at the direction of the Issuer Trustee, U.S. dollars to the holders of the Notes. It is possible that in the future, Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the Collections for U.S. dollars.

The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Provider under the Currency Swap, the Currency Swap Provider is only required to pay the U.S. dollar equivalent of the amounts it actually receives. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Notes.


EXCHANGE CONTROLS

Unless the Reserve Bank of Australia has given specific approval under the Banking (Foreign Exchange) Regulations (which may change in the future), payments by an Australian resident to, or transfers to, by the order of or on behalf of:

o proscribed governments (and their statutory authorities, agencies, entities); and

o nationals of proscribed countries, proscribed organizations or persons associated with proscribed organizations,

are prohibited.

For the purposes of the above bullet points, persons include certain persons associated with the former government of the Federal Republic of Yugoslavia and certain persons associated with the Government of Zimbabwe.

Under Part 4 of the Charter of United Nations Act 1945 and the Charter of United Nations (Terrorism and Dealings with Assets) Regulations 2002, restrictions apply to transactions, accounts and assets relating to the Taliban, Usama bin Laden, the Al-Qaida organization and other persons and entities identified and listed in the Commonwealth of Australia Gazette by the Australian Minister for Foreign Affairs as terrorists as sponsors of terrorism. It is also a criminal offence to make assets available to such persons or entities.

The Iraq (Reconstruction and Repeal of Sanctions) Regulations 2003 impose a freeze on holders of assets of the previous Government of Iraq, Saddam Hussein, other senior officials of his regime, and their immediate families, from dealing with such assets other than in a manner permitted by those regulations (which, among other things, allow for the transfer of such assets to the Development Fund for Iraq).


CURRENCY EXCHANGE RISK

Interest and principal on the Notes is payable in U.S. dollars and the Trust's primary source for funding its payments on the Notes is its Collections on the mortgage loans, which will be sourced in Australian dollars. If the Currency Swap Provider was to fail to perform under the Currency Swap or was to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favorable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Notes, even though the delinquency and loss experience on the mortgage loans may be acceptable.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially "pass-through" securities, the Trust will have income only in the limited sense of collecting payments on the residential mortgage loans. The Noteholders reports filed on Forms 6-K and Forms 8-K provide complete information on the Trust.

The Manager also attaches hereto, as Exhibit 99.4, the Custodial Audit Report by KPMG.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.



PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not Applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Crusade Management Limited is a wholly owned subsidiary of St.George Bank Limited. Its principal business activity is the management of securitisation trusts established under St.George Bank Limited's Crusade Trust, Crusade Euro Trust, Crusade Global Trust and Crusade Auto Trust Programmes.

St. George Limited provides working capital to Crusade Management Limited. Also, Crusade Management Limited has entered into transactions on commercial terms with either St. George Bank Limited or wholly owned subsidiaries of St. George Bank Limited in order to carry out its functions as manager under the securitisation trusts.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.



PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


a. (1) & (2) See Item 8 "Financial Statements & Supplementary Data" section in this Annual Report and the Exhibits described in section (b) below. The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report. Such Index is incorporated herein by reference

b.   Exhibits

Designation        Description                                 Method of filing
-----------        -----------                                 ----------------

Exhibit 13.1       Aggregate Totals for the period                  13.1
                   October 1, 2003 to September 30, 2004
Exhibit 31.1       Section 302 Certification                        31.1
Exhibit 99.1       The Manager Officer's Certificate of             99.1
                   Compliance
Exhibit 99.2       The Servicer Officer's Certificate of            99.2
                   Compliance
Exhibit 99.3       Independent Auditors Annual                      99.3
                   Servicer's Compliance Certificate
Exhibit 99.4       Custodial Services Audit Report                  99.4

On October 17, 2003 and January 20, 2004 reports on Form 6-K were filed by the Manager in respect of the Trusts under Central Index Key 0001092858 in order to provide the quarterly distributions to the Noteholders for the Trust. On April 19, 2004 and July 19, 2004 reports on Form 8-K were filed by the Manager in order to provide the quarterly distribution to the Noteholders for the Trust. No other reports on Form 8-K have been filed during the last fiscal year covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CRUSADE MANAGEMENT LIMITED





   /s/ G.M. Bartlett
-----------------------------
Name:  G.M. Bartlett
Title: Director
Date:  December 14, 2004

EXHIBITS


EXHIBIT NO.       DOCUMENT DESCRIPTION
-----------       --------------------------------------

    13.1          Aggregate Totals for the period October 1, 2003 to
                  September 30, 2004
    31.1          Section 302 Certification
    99.1          The Manager Officer's Certificate of Compliance
    99.2          The Servicer Officer's Certificate of Compliance
    99.3          Independent Auditors Annual Servicer's Compliance Certificate
    99.4          Custodial Services Audit Report